Form 10-K
period 2007-12-31
LEHMAN ABS CORP GOLDMAN SACHS CAP 1 SEC BCK SER 2004-7 CLASS A1
filed 2008-03-28
CIK 1288971

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                      ----

                                    FORM 10-K


(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

                        Commission File Number: 001-32176

                               filed on behalf of:

 Corporate Backed Trust Certificates, Goldman Sachs Capital I Securities-Backed
                              Series 2004-7 Trust
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                                       by:
                             Lehman ABS Corporation
--------------------------------------------------------------------------------
              (Exact Name of Depositor as Specified in Its Charter)

                  Delaware                                13-3447441
----------------------------------------    ------------------------------------
       (State or other jurisdiction of         (I.R.S. Employer Identification
       incorporation or organization)                        No.)

  745 Seventh Avenue, New York, New York                   10019
------------------------------------------    ----------------------------------
 (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:  (212) 526-7000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class                            Name of Each Exchange on
-------------------                            ------------------------
                                                   Which Registered
                                                   ----------------
Corporate Backed Trust Certificates,           New York Stock Exchange ("NYSE")
Goldman Sachs Capital I
Securities-Backed Series 2004-7

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):


Large Accelerated Filer [ ]   Accelerated Filer [ ]   Non-Accelerated Filer [X]   Smaller Reporting Company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [ ]            No [X]

State the aggregate market value of the voting and non-voting common equity held by nonaffiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

  The registrant has no voting stock or class of common stock that is held by nonaffiliates.


                       DOCUMENTS INCORPORATED BY REFERENCE

The distribution reports to security holders, filed on Form 8-K during the fiscal year in lieu of reports on Form 10-Q, which include the reports filed on Form 8-K listed in Item 15(a) hereto are incorporated by reference into part IV of this Annual Report.

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

Item 9A(T).  Controls and Procedures.
         Not Applicable

Item 9B. Other Information.
         None

                                    PART III

Item 10.  Directors, Executive Officers and Corporate Governance.
          Not Applicable

Item 11.  Executive Compensation.
          Not Applicable

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
          Not Applicable

Item 13. Certain Relationships and Related Transactions, and Director Independence.
          None

Item 14.  Principal Accountant Fees and Services.
          Not Applicable

                                     PART IV

Item 15.  Exhibits, Financial Statement Schedules.

      (a)   The following documents have been filed as part of this report.

      1. Trustee's Distribution Statements documented on Form 8-K regarding the distributions from the Trust to the certificateholders for the period from January 1, 2007 through and including December 31, 2007 have been filed with the Securities and Exchange Commission and are hereby incorporated by reference. Filing dates are listed below:

--------------------------------------------------------------------------------
                 Trust Description                     Distribution   Filed on
                                                           Date

Corporate Backed Trust Certificates, Goldman           02/15/2007     03/02/2007
Sachs Capital I Securities-Backed                      08/15/2007     08/28/2007
Series 2004-7 Trust
--------------------------------------------------------------------------------

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

                  31.2 - Annual Compliance Report by Trustee pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  31.3 - Report of Aston Bell, CPA.

      (b)   See Item 15(a) above.

      (c)   Not Applicable

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   Lehman ABS Corporation, as Depositor
                                     for the Trust (The "Registrant")

Dated:  March 26, 2008             By:    /s/ Scott Barek
                                          -------------------------------------
                                   Name:  Scott Barek
                                   Title: Senior Vice President

                                  EXHIBIT INDEX

--------------------------------------------------------------------------------
  Reference
  Number per                                                    Exhibit Number
 Item 601 of               Description of Exhibits               in this Form
Regulation SK                                                        10-K
--------------------------------------------------------------------------------
    (31.1)    Certification by Senior Vice President of the          31.1
              Registrant pursuant to 15 U.S.C. Section 7241,
              as adopted pursuant to Section 302 of the
              Sarbanes-Oxley Act of 2002.
--------------------------------------------------------------------------------
    (31.2)    Annual Compliance Report by Trustee pursuant to
              15 U.S.C. Section 7241, as adopted pursuant to         31.2
              Section 302 of the Sarbanes-Oxley Act of 2002.
--------------------------------------------------------------------------------
    (31.3)    Report of Aston Bell, CPA.                             31.3
--------------------------------------------------------------------------------